Form 10-Q
period 2018-06-30
Aedan Financial Corp
filed 2018-08-08
CIK 1709587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ____________________

Commission File Number 000-55807

AEDAN FINANCIAL CORP.
(Exact name of registrant as specified in its charter)

TULIP GROVE ACQUISITION CORPORATION
(Former name of registrant as specified in its charter)

Delaware	82-1613709
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1390 Market Street, Suite 200 San Francisco, California	94102
(Address of principal executive offices)	(Zip Code)

(866) 601-7727

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☐ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☐ YES    ☒ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 39,618,400 common shares issued and outstanding as of August 8, 2018.

Aedan Financial Corp.

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

●	adverse economic conditions;

●	the Company’s ability to raise capital to fund a portion of its operations

●	industry competition

●	the Company’s ability to integrate its acquisitions

●	the inability to attract and retain qualified senior management and technical personnel; and

●	other risks and uncertainties

All forward-looking statements speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of December 31, 2017 and June 30, 2018

F-2	Interim Unaudited Statements of Operations (Loss) for the Three and Six Months Ended, 2018 and 2017

F-3	Interim Unaudited Statements of Cash Flows for the Six Months Ended June, 2018 and 2017

F-4	Notes to Interim Unaudited Financial Statements

1

Aedan Financial Corporation

Balance Sheets

	June 30,	December 31,
	2018	2017
	(unaudited)	audited
ASSETS
Current assets:
Cash and cash equivalents		-
Total current assets	-	-
Total assets	$-	-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdraft		249
Accrued liabilities	1,250	2,000
Accounts payable	1,680
Related party payables	-	40,771
Total current liabilities	2,930	43,021
Total liabilities	2,930	43,021

Stockholders’ Equity:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; -0- and -0- shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively
Common stock, $0.0001 par value 100,000,000 shares authorized; 39,480,000 and 20,00,000 shares issued and outstanding as of June 30, 2018 and December 31, 2017, respectively	3,948	2,000
Paid in Capital	103,474	25,312
Retained earnings deficit	(110,352)	(70,333)
Total stockholders’ equity	(2,930)	(43,021)
Total liabilities and equity	$-	$-

The accompanying notes are an integral part of the financial statements.

Aedan Financial Corporation

Statements of Operations

	3 months ended	3 months ended	6 months ended	6 months ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$-	$-	$-	$-

Operating expenses:
Rent	470	1,321	470	2,642
Administrative expense	137	-	137	-
Computer expense	4,124	-	4,474	-
Compensation expense	508		508
Legal and audit expense	13,935	3,312	34,430	3,312
Total operating expenses	19,175	4,633	40,019	5,954
Income (loss) from operations	(19,175)	(4,633)	(40,019)	(5,954)
Other income (expense)
Total other income (expense)	-	-	-	-
Income (loss) before income taxes	-	-	-	-
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(19,175)	$(4,633)	$(40,019)	$(5,954)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	12,337,802	20,025,000	16,160,166	20,025,000

The accompanying notes are an integral part of the financial statements.

Aedan Financial Corporation

Statements of Cash Flows

	June 30,	June 30,
	2018	2017
	(unaudited)	(unaudited)
Cash flows from operating activities of continuing operations:
Net income (loss)	$(40,019)	$(5,954)
Adjustments to reconcile net loss to cash used in operating activities:
Accounts payable	1,680
Expenses paid from contributed capital		312
Stock based compensation	508
Common stock issued for services		2,000
Cash overdraft	(249)
Accrued liabilities	(750)	1,000
Related party notes payable	38,831	2,608
Net cash provided by (used in) operating activities	$0	(34)

Cash flows from investing activities:
Net cash provided by (used in) financing activities

Cash flows from financing activities:
Net cash provided by (used in) financing activities

Net increase (decrease) in cash and cash equivalents	-	(34)
Cash and cash equivalents at beginning of period	-	34
Cash and cash equivalents at end of period		$(0)

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Forgiveness of advances from director	$80,110	$-

The accompanying notes are an integral part of the financial statements.

AEDAN FINANCIAL CORPORATION

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2018

NOTE 1 – NATURE OF OPERATIONS

Aedan Financial Corp (formerly Tulip Grove Acquisition Corporation) ( “AFC” or the “Company”) was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On April 18, 2018, in anticipation of a change in control, the Company filed a Form 8-K announcing the change in its name to Aedan Financial Corp. Simultaneously, the Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. James M. Cassidy resigned as the Company’s president, secretary and director and James McKillop resigned as the Company’s vice president and director.

On April 19, 2018 the issued 5,080,000 shares of its common stock for no consideration. Of these shares, 5,000,000 shares were issued to Eric Fitzgerald, the new appointed Chief Executive officer

On June 20, 2018, the Company entered into an acquisition agreement (the “Acquisition”) with Aedan, Inc. (“AI”), a private company organized under the laws of Delaware. The transaction is intended to qualify as a reorganization under §368(a)(1)(B) of the Internal Revenue Code of 1986, as amended; and was consummated to provide a method for AFC to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Acquisition was effected by the Company through the exchange of all the issued and outstanding capital stock of AI for a total amount of 33,900,000 shares of its common stock, at an aggregate cost basis of $25,000. At the time of the Acquisition, there were four shareholders of the Company who were also officers, directors and shareholders of Aedan, Inc. prior to the Acquisition and are related parties. AI has become a wholly owned subsidiary of the Company and the Company has taken over the operations and business plan of AI. Prior to the Acquisition, the Company was a shell and had no ongoing business or operations.

AI is a Cloud Application Developer based in San Francisco, CA with its primary focus being Secured Cloud-Based Software Development and Secured Application Streaming for Computing Devices, with an emphasis on remotely emulated application hosting, true cloud computing and “HaaS hardware as a service”.

The Company’s accounting year end is December 31st.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company has not yet generated any revenue since inception to date and has sustained operating loss of $39,511 for the six months ended June 30, 2018. The Company had a working capital deficit of ($2,930) and an accumulated deficit of ($109,844) as of June 30, 2018, and a working capital deficit of ($43,021) and an accumulated deficit of ($70,333) as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its members or other sources, as may be required.

The accompanying unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern; however, the above condition raises substantial doubt about the Company’s ability to do so. The unaudited consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classifications of liabilities that may result should the Company be unable to continue as a going concern.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2017 on the Company’s Form 10-K filed on April 4, 2018 with the SEC.

Basis of presentation

As described above, Aedan Corporation and Aedan Inc. were under the common control of the CEO, and its officers before and after the date of transfer. As a result, the Company adopted the guidance in ASC 805-50-05-5 for the transfer of net assets between entities under common control to apply a method similar to the pooling-of-interests method. Under this method, the financial statements of the Company shall report results of operations for the period in which the transfer occurs as though the transfer of net assets had occurred at the beginning of the period. Results of operations for that period will thus comprise both those of the previously separate entities combined from the beginning of the period to the date the transfer is completed and those of the combined operations from that date to the end of the period. Similarly, the Company shall present the statements of financial position and other financial information as of the beginning of the period as though the assets and liabilities had been transferred at that date. Financial statements and financial information presented for prior years also shall be retrospectively adjusted to furnish comparative information.

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the six-month period ended June 30, 2018, the consolidated financial statements include the accounts of the Company; and its wholly-owned subsidiary Aedan Inc. which was acquired on June 20, 2018.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

All intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2018 and December 31, 2017, the Company cash equivalents totaled $-0- and $-0- respectively.

Income taxes

The Company accounts for income taxes under FASB ASC 740, “Accounting for Income Taxes”. Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. FASB ASC 740-10-05, “Accounting for Uncertainty in Income Taxes” prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities.

The amount recognized is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon ultimate settlement. The Company assesses the validity of its conclusions regarding uncertain tax positions on a quarterly basis to determine if facts or circumstances have arisen that might cause it to change its judgment regarding the likelihood of a tax position’s sustainability under audit.

Stock-based Compensation

We account for stock-based compensation using the fair value method following the guidance set forth in section 718-10 of the FASB Accounting Standards Codification for disclosure about Stock-Based Compensation. This section requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award- the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. To date, the Company has not adopted a stock option plan and has not granted any stock options.

Net Loss per Share

Net loss per common share is computed by dividing net loss by the weighted average common shares outstanding during the period as defined by Financial Accounting Standards, ASC Topic 260, “Earnings per Share.” Basic earnings per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding.

Fair value of financial instruments

The Company follows guidance for accounting for fair value measurements of financial assets and financial liabilities and for fair value measurements of nonfinancial items that are recognized or disclosed at fair value in the unaudited consolidated financial statements on a recurring basis. Additionally, the Company adopted guidance for fair value measurement related to nonfinancial items that are recognized and disclosed at fair value in the unaudited consolidated financial statements on a nonrecurring basis. The guidance establishes a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to measurements involving significant unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are as follows:

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

Recent Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 – ACCRUED LIABILITIES

As of June 30, 2018 and December 31, 2017, the Company had accrued professional fees of $1,250 and $2,000, respectively.

NOTE 4 – RELATED PARTY PAYABLES AND TRANSACTIONS

In order to fund its operations, the Company has relied on interest free demand loans from its founder and CEO, Mr. Eric Fitzgerald. During the three month period ended March 31, 2018, Mr. Fitzgerald forgave his entire loan balance of $61,803 due from the Company. The Company recorded the forgiveness of $61,803 as a capital contribution with no impact on profit or loss. During the three month ended June 30, 2018 Mr. Fitzgerald forgave an additional $17,799. The total amount of his forgiveness as of June 30, 2018 was $79,602

As of June 30, 2018, and December 31, 2017, the related party loan payable balances were $-0- and $40,771 respectively.

As described throughout this Report, the Company and Aedan Inc. are related parties. As such, the number of common shares granted to Eric Fitzgerald and the officers are considered related party transactions.

NOTE 5 – STOCKHOLDERS’ DEFICIT

On April 18, 2018, on 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par.

On April 19, 2018 the Company issued 5,080,000 shares of its common stock for no consideration. At the time of issuance the Company had no operations or business activity. As such, the Company recorded compensation expense on the issuance of these shares calculated at the par value of $0.0001 per share, or $508 in compensation expense.

On June 20, 2018, the Company entered into an acquisition agreement (the “Acquisition”) with Aedan, Inc. (“AI”), a private related company.

The Acquisition was effected by the Company through the exchange of all the issued and outstanding capital stock (25,000 shares) of AI for a total amount of 33,900,000 shares of its common stock, at an aggregate cost basis of $25,000. Since this is a related party transaction, the 25,000 shares were considered cancelled.

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.0001 and 20,000,000 shares of preferred stock at a par value of $0.0001.

As of June 30, 2018 and December 31, 2017 the Company had 39,480,000 and 20,000,000 shares, respectively, of common stock outstanding; and no preferred stock was issued or outstanding during the same period.

NOTE 6 – SUBSEQUENT EVENT

In July 2018, the Company sold 38,400 shares of its common stock in exchange for an aggregate of $19,200, or $0.50 per share, to 6 investors in reliance on the exemptions from registration under Section 4(a)(2) and Rule 506(b) of Regulation D as promulgated under the Securities Act.

Additionally, in July 2018, the Company issued 100,000 shares of its common stock to DreamzTech Solutions, Inc. (“DreamzTech”) in exchange for services to be rendered in connection with the Partnership Agreement entered into by and between the Company and DreamzTech dated May 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. At present, the Company has no operations and the continuation of the Company as a going concern is dependent upon financial support from its stockholders, its ability to obtain necessary equity financing to continue operations and/or to successfully locate and negotiate with a business entity for the combination of that target company with it.

Results of Operations

Aedan Financial Corp (formerly Tulip Grove Acquisition Corporation) ( “AFC” or the “Company”) was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

On April 18, 2018, in anticipation of a change in control, the Company filed a Form 8-K announcing the change in its name to Aedan Financial Corp. Simultaneously, the Company cancelled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. James M. Cassidy resigned as the Company’s president, secretary and director and James McKillop resigned as the Company’s vice president and director.

On April 19, 2018 the issued 5,080,000 shares of its common stock for no consideration. At the time of issuance the Company had no operations or business activity. As such, the Company recorded compensation expense on the issuance of these shares calculated at the par value of $0.0001 per share, or $508 in compensation expense. Of these shares 5,000,000 shares were issued to Eric Fitzgerald, the newly appointed Chief Executive Officer of the Company.

On June 20, 2018, the Company entered into an acquisition agreement (the “Acquisition”) with Aedan, Inc. (“AI”), a private company organized under the laws of Delaware. The transaction is intended to qualify as a reorganization under §368(a)(1)(B) of the Internal Revenue Code of 1986, as amended; and was consummated to provide a method for AFC to become a reporting company with a class of securities registered under the Securities Exchange Act of 1934.

The Acquisition was effected by the Company through the exchange of all the issued and outstanding capital stock of AI for a total amount of 33,900,000 shares of its common stock, at an aggregate cost basis of $25,000. At the time of the Acquisition, there were four shareholders of the Company who were also officers, directors and shareholders of Aedan, Inc. prior to the Acquisition and are related parties. AI has become a wholly owned subsidiary of the Company and the Company has taken over the operations and business plan of AI. Prior to the Acquisition, the Company was a shell and had no ongoing business or operations.

AI is a Cloud Application Developer based in San Francisco, CA with its primary focus being Secured Cloud-Based Software Development and Secured Application Streaming for Computing Devices, with an emphasis on remotely emulated application hosting, true cloud computing and “HaaS hardware as a service”.

Results of Operations for the Three and Six Months Ended June 30, 2018 and 2017

Revenues

The Company has not recorded any revenue since inception

Operating expenses

During the three and six month period ended June 30, 2018, operating expenses were $18,667 and $39,511, respectively; compared to $4,633 and $5,954, respectively. The increase in operating expenses in both the three and six month period in 2018 compared to the same periods in 2017, is primarily attributable to increased professional and legal fee related to the acquisition of AI and due to the actions to become a reporting company.

Liquidity and Financial Condition

As of June 30, 2018, we had no cash on hand. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. To date all of the Company’s funding since inception has come in the form of loans from the Company’s Chief Executive Officer, Mr. Fitzgerald. These loans were subsequently forgiven.

The Company believes that due to the acquisition of AI, it can raise capital through private placements to investors. There can be no assurances the Company will be successful or that the Company will receive additional loans from Mr. Fitzgerald.

Contractual Obligations

As a “smaller reporting company”, we are not required to provide tabular disclosure obligations.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Form 10-K for the year ended December 31, 2017, Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2018 at reasonable assurance levels.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the period presented herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

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

Item 1A. Risk Factors

Not applicable

Trends, Risks and Uncertainties

We have sought to identify what we believe to be the most significant risks to our business, but we cannot predict whether, or to what extent, any of such risks may be realized nor can we guarantee that we have identified all possible risks that might arise. Investors should carefully consider all such risk factors before making an investment decision with respect to our common shares.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In July 2018, the Company sold 38,400 shares of its common stock in exchange for an aggregate of $19,200, or $0.50 per share, to 6 investors in reliance on the exemptions from registration under Section 4(a)(2) and Rule 506(b) of Regulation D as promulgated under the Securities Act.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information

(a) Not applicable.
(b) Item 407(c)(3) of Regulation S-K:

During the quarter covered by this Report, there have not been any material changes to the procedures by which security holders may recommend nominees to the Board of Directors.

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aedan Financial Corp
(Registrant)

Dated: August 8, 2018	/s/ Eric Fitzgerald
Chief Executive Officer

/s/ Sammy Yu
Chief Financial Officer

