Form 10-Q
period 2018-09-30
Aedan Financial Corp
filed 2018-11-20
CIK 1709587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ YES    ☐ NO

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ YES    ☒ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. ☒ YES    ☐ NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 39,618,400 common shares issued and outstanding as of November 5, 2018.

Aedan Financial Corp.

i

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Balance Sheets as of and September 30,2018 and December 31, 2017

F-2	Interim Unaudited Statements of Operations (Loss) for the Three and Nine Months Ended September 30, 2018 and 2017

F-3	Interim Unaudited Statements of Cash Flows for the Nine Months Ended September, 2018 and 2017

F-4	Notes to Interim Unaudited Financial Statements

Aedan Financial Corporation

Balance Sheets

	September 30,	December 31,
	2018	2017
	(unaudited)	audited
ASSETS
Current assets:
Cash and cash equivalents	-	-
Total current assets	-	-
Total assets	$-	-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdraft		249
Accrued liabilities	1,250	2,000
Accounts payable	21,881	-
Related party payables	-	40,771
Total current liabilities	23,131	43,021
Total liabilities	23,131	43,021

Stockholders’ Equity:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; -0- and -0- shares issued and outstanding as of September 30, 2018 and December 31 2017, respectively
Common stock, $0.0001 par value 100,000,000 shares authorized; 39,480,000 and 20,00,000 shares issued and outstanding as of September 30, 2018 and December 31 2017, respectively	3,948	2,000
Paid in Capital	136,388	25,312
Retained earnings deficit	(163,465)	(70,333)
Total stockholders’ equity	(23,131)	(43,021)
Total liabilities and equity	$-	$-

The accompanying notes are an integral part of the financial statements.

Aedan Financial Corporation

Statements of Operations

	3 months ended	3 months ended	9 months ended	9 months ended
	September 30,	September 30,	September 30,	June 30,
	2018	2017	2018	2017
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Sales	$-	$-	$-

Operating expenses:
Rent	705	1,321	1,175	3,963
Administrative expense	4,042	250	4,179	250
Marketing expense	5,000		5,000
Computer expense	4,062		8,537
Compensation expense	-		508
Professional fees	39,303		73,732	3,312
Total operating expenses	53,112	1,571	93,131	7,525
Income (loss) from operations	(53,112)	(1,571)	(93,131)	(7,525)
Other income (expense)
Total other income (expense)	-	-	-	-
Income (loss) before income taxes	-	-	-	-
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(53,112)	$(1,571)	$(93,131)	$(7,525)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	39,480,000	20,025,000	24,018,864	20,025,000

The accompanying notes are an integral part of the financial statements.

Aedan Financial Corporation

Statements of Cash Flows

	September 30,	September 30,
	2018	2017
	(unaudited)
Cash flows from operating activities of continuing operations:
Net income (loss)	$(93,131)	$(7,525)
Adjustments to reconcile net loss to cash used in operating activities:
Accounts payable	134,901
Expenses paid from contributed capital		562
Stock based compensation		2,000
Common stock issued for services
Cash overdraft	(249)
Accrued liabilities	(750)	1,000
Related party notes payable	(40,771)	3,929
Net cash provided by (used in) operating activities	$(0)	(34)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	-	-

Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	-	(34)
Cash and cash equivalents at beginning of period	-	34
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-

Non-cash investing and financing transactions
Forgiveness of advances from chief executive officer/director	$112,513	$-

The accompanying notes are an integral part of the financial statements.

AEDAN FINANCIAL CORPORATION

Notes to Unaudited Interim Consolidated Financial Statements

September 30, 2018

1. NATURE OF OPERATIONS

Aedan Financial Corp. (formerly Tulip Grove Acquisition Corporation) ( “AFC” or the “Company”) was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

On April 19, 2018 the issued 5,080,000 shares of its common stock for no consideration. Of these shares, 5,000,000 shares were issued to Eric Fitzgerald, the new appointed Chief Executive Officer.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $(93,132) for the nine months ended September 30, 2018. The Company had a working capital deficit of ($23,131) and an accumulated deficit of ($163,465) as of September 30, 2018; and a working capital deficit of ($43,021) and an accumulated deficit of ($70,333) as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its officers and directors or other sources, as may be required.

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

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the nine-month period ended September 30, 2018, the consolidated financial statements include the accounts of the Company; and its wholly-owned subsidiary Aedan Inc. which was acquired on June 20, 2018.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the nine months ended September 30, 2018 are not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At September 30, 2018 and December 31, 2017, the Company cash equivalents totaled $-0- and $-0- respectively.

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

NOTE 3 - ACCRUED LIABILITIES

As of September 30, 2018 and December 31, 2017, the Company had accrued professional fees of $23,131, and $2,000, respectively.

NOTE 4 – RELATED PARTY PAYABLES AND TRANSACTIONS

In order to fund its operations, the Company has relied on interest free demand loans from its founder and CEO, Mr. Eric Fitzgerald. During the three-month period ended March 31, 2018, Mr. Fitzgerald forgave his entire loan balance of $61,803 due from the Company. The Company recorded the forgiveness of $61,803 as a capital contribution with no impact on profit or loss. During the three-month ended June 30, 2018 Mr. Fitzgerald forgave an $17,799. For the three month period ended September 30, 2018, Mr. Fitzgerald forgave an additional $32,911. The total amount of his forgiveness as of September 30, 2018 was $112,513.

As of September 30, 2018, and December 31, 2017, the related party loan payable balances were $-0- and $40,771 respectively.

As described throughout this Report, the Company and Aedan Inc. are related parties. As such, the number of common shares granted to Eric Fitzgerald and the officers are considered related party transactions.

NOTE 5 - STOCKHOLDERS’ DEFICIT

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

As of September 30, 2018 and December 31, 2017 the Company had 39,480,000 and 20,000,000 shares, respectively, of common stock outstanding; and no preferred stock was issued or outstanding during the same period.

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

Results of Operations

Aedan Financial Corp (formerly Tulip Grove Acquisition Corporation) (“AFC” or the “Company”) was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

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

Results of Operations for the Three and Nine Months Ended September 30, 2018 and 2017

Revenues

The Company has not recorded any revenue since inception.

Operating expenses

During the three and nine month periods ended September 30, 2018, operating expenses were $53,113 and $93,132 respectively; compared to $1,571 and $7,525, respectively during the same period in 2017. The increase in operating expenses in both the three and nine month periods in 2018 compared to the same periods in 2017, is primarily attributable to increased professional fees related to the acquisition of AI and due to the expenses associated with becoming a reporting company.

Liquidity and Financial Condition

As of September 30, 2018, we had no cash on hand. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. To date all of the Company’s funding since inception has come in the form of loans from the Company’s Chief Executive Officer, Mr. Fitzgerald. These loans were subsequently forgiven.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of September 30, 2018 at reasonable assurance levels.

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

Item 6. Exhibits

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Chief Executive Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Chief Financial Officer Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Documen

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Aedan Financial Corp
(Registrant)

Dated: November 19, 2018	/s/ Eric Fitzgerald
Chief Executive Officer

/s/ Sammy Yu
Chief Financial Officer