Form 10-Q/A
period 2018-09-30
Aedan Financial Corp
filed 2019-02-12
CIK 1709587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Aedan Financial Corp. (the “Company”) is filing Amendment No. 1 to its Quarterly Report on Form 10-Q for the three and nine-months ended September 30, 2018 to amend its Quarterly Report which was originally filed with the Securities and Exchange Commission (the “SEC”) on November 20, 2018, solely to amend its disclosure on the cover page of this Form 10-Q/A related to shell company status. Due to a clerical error, the Company inadvertently checked the box that the Company was a shell company for the November 20, 2018 filing. The Company has not been a shell company since its filing of an 8-K on June 20, 2018 to report the acquisition of Aedan Inc. Pursuant to that filing under Item 5.06, the Company disclosed that it was no longer was a shell company. This filing corrects that error.

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

NOTE 1 - NATURE OF OPERATIONS

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 4 - RELATED PARTY PAYABLES AND TRANSACTIONS

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

Aedan Financial Corp
(Registrant)

Dated: February 12, 2019	/s/ Eric Fitzgerald
Chief Executive Officer

/s/ Sammy Yu
Chief Financial Officer