Form 10-K
period 2018-12-31
Aedan Financial Corp
filed 2019-03-20
CIK 1709587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

Commission File Number:  000-55807

AEDAN FINANCIAL CORP.

(Exact name of registrant as specified in its charter)

TULIP GROVE ACQUISITION CORPORATION

(Former name of registrant as specified in its charter)

Delaware	82-1613709
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1390 Market Street, Suite 200 San Francisco, California	33431
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:  (866) 601-7727

Securities registered pursuant to Section 12(b) of the Act:   None

Securities registered pursuant to Section 12(g) of the Act: None

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐  No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☑

Indicate by checkmark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☑

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter on June 30, 2018 was $-0-.

The number of shares of the registrant’s only class of common stock issued and outstanding was 39,480,000 shares as of March 20, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This report includes statements of our expectations, intentions, plans, and beliefs that constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Nonetheless, it is important for an investor to understand that these statements, involve risks and uncertainties. These statements, relate to the discussion of our business strategies and our expectations concerning future operations, margins, profitability, liquidity, and capital resources and to analyses and other information that are based on forecasts of future results and estimates of amounts not yet determinable. We have used words such as “may,” “will,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “think,” “estimate,” “seek,” “expect,” “predict,” “could,” “project,” “potential” and other similar terms and phrases, including references to assumptions, in this report to identify forward-looking statements. These forward-looking statements are made based on expectations and beliefs concerning future events affecting us and are subject to uncertainties, risks and factors relating to our operations and business environment, all of which are difficult to predict and many of which are beyond our control, that could cause our actual results to differ materially from those matters expressed or implied by these forward-looking statements.

Such risks and other factors also include those listed in Item 1A. “Risk Factors and elsewhere in this report and our other filings with the Securities and Exchange Commission. When considering these forward-looking statements, you should keep in mind the cautionary statements in this report and the documents incorporated by reference. New risks and uncertainties arise from time to time, and we cannot predict those events or how they may affect us. We assume no obligation to update any forward-looking statements after the date of this report as a result of new information, future events or developments, except as required by applicable laws and regulations.

When used in this annual report, the terms the “Company,” “Aedan”, “we,” “us,” “ours,” and similar terms refer to Aedan Financial Corp., a Delaware corporation, and its wholly-owned and operating subsidiary, Aedan Inc., a Delaware corporation.

ii

PART I

ITEM 1. BUSINESS

About the Company

Aedan Financial Corporation (“Aedan” or the “Company”) was originally named Tulip Grove Acquisition Corporation (“Tulip Grove”) and incorporated on May 17, 2017 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions.

In July 2017, Tulip Grove filed a registration statement with the Securities and Exchange Commission on Form 10-12g pursuant to Securities Exchange Act of 1934 and became a public reporting company. In April 2018, the Company effected a change in control of Tulip Grove. As part of that change in control, the then officers and directors of Tulip Grove resigned but retained 500,000 shares of common stock and the Company redeemed 19,500,000 shares of the then 20,000,000 shares of common stock outstanding.

Eric Fitzgerald and Sammy Yu, Gary Griffes, Brian Hettrick, Victor Citron, Neil Cresswell, Guy Conner, Nicholas Alaniz, and Dawnte Bailey were appointed as officers and Eric Fitzgerald was appointed as the sole director of the Company and the Company issued 5,080,000 shares of common stock to this group of 9 individuals as part of the change in control. In addition, the Company changed its name to Aedan Financial Corp. Mr. Fitzgerald the CEO at that time and Mr. Yu, our current Chief Financial Officer were appointed as our executive officers.

On June 20, 2018, we entered into an acquisition agreement (the “Acquisition Agreement”) with Aedan, Inc. (“AEI”), a private company organized under the laws of Delaware. Under the Acquisition Agreement, we issued to the shareholders of AEI a total amount of 33,900,000 shares of its common stock, at an aggregate cost basis of $25,000, in exchange for all of the issued and outstanding capital stock of AEI. Eric Fitzgerald, Sammy Yu, Nicholas Alaniz, and Gary Griffes, who are officers, directors, and shareholders of the Company, were officers, directors and shareholders of AEI prior to the acquisition and are related parties. AEI has become a wholly-owned subsidiary of the Company and the Company has taken over the operations and business plan of AEI. Prior to the acquisition, the Company was a shell and had no ongoing business or operations. Since AEI was an operating and ongoing business with a defined business plan, and accordingly the Company has commenced operations and was no longer deemed to be a shell company as of June 20, 2018

The Company’s corporate offices are located at 1390 Market Street, Suite 200, San Francisco, California. The Company’s telephone number is 866-601-7727.

As a public reporting company pursuant to the Securities Exchange Act, the Company files with the Securities and Exchange Commission quarterly and annual reports and management shareholding information. The Company intends to deliver a copy of its annual report to its security holders, and will voluntarily send a copy of the annual report, including audited financial statements, to any registered shareholder who requests the same.

The Company’s documents filed with the Securities and Exchange Commission may be inspected at the Commission’s principal office in Washington, D.C. Copies of all or any part of the registration statement may be obtained from the Public Reference Section of the Securities and Exchange Commission, 100 F Street N.E., Washington, D.C. 20549. Call the Commission at 1-800-SEC-0330 for further information on the operation of the public reference rooms. The Securities and Exchange Commission also maintains a web site at http://www.sec.gov that contains reports, proxy statements, and information regarding registrants that file electronically with the Commission.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

●	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;
●	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);
●	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and
●	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO’s compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.

The disclosure regarding the company and The Jumpstart Our Business Startups Act is incorporated herein by reference from the Form 10-12G filed on July 7, 2017.

We will remain an “emerging growth company” for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a “large accelerated filer” as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our ordinary shares that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Prior to June 20, 2018 when we acquired AEI, the company was focused on creating a Cryptocurrency Exchange. Due to various security and regulatory related issues in the global cryptocurrency market company management decided to change the direction of the business and began focusing on creating antivirus software powered by artificial intelligence. The Company may re-consider getting back into the cryptocurrency market in the future.

Aedan [safe] - Firewall, Antivirus and Cleanup Application for Android

Aedan specializes in the field of cybersecurity and firewall technologies. Our primary product is Aedan[safe]. From over five years of observation and study of various operating systems, antivirus software and hijack prevention methodologies, we believe that Aedan has developed a unique, revolutionary approach to device security. We believe that Aedan [safe] is the only “artificial intelligence” powered anti-virus software in the world today for use in a mobile security application that is designed programmers to protect data, defend privacy, and optimize the performance of the consumer’s devices. We define artificial intelligence as “the theory and development of computer systems able to perform tasks that normally require human intelligence, such as visual perception, speech recognition, decision-making, and translation between languages”. The Aedan [safe] program manages a series of security and performance elements of the Aedan application. These elements were designed based on known vulnerabilities on computing devices.

The Aedan [safe] application (“app”) uses a modified virtual private network (“VPN”) protocol to monitor port access to previously permitted applications on the local device and blocks incoming connections thus preventing application hijack. The Aedan [safe application pairs security application with a residue and cache cleaner tool, which is currently being upgraded to have a better user interface (“UI”) and enhanced features.

The Aedan [safe] application will operate as both a virus scanner and a cleaner app and will integrate the virus scanner and cleaner in a single UI. It will have the capability to function as a browser cache data purge to remove temporary internet files, a residual data purge to remove all residual junk data from all apps, a RAM cleaner to purge or suspend background services and as an ad blocker and will also be designed to scan and remove applications and URLs that cause excessive junk and cookies.

Overview

The Aedan[app] is intended to prevent attackers from “hijacking” a mobile phone’s local device communication applications, microphones, and cameras. Each component of the app is based upon artificial intelligence and is more sophisticated than traditional anti-virus scanner. When the artificial intelligence engine detects a potential threat Aedan[safe] kills the service of the malicious code and runs a data removal tool over the infected allocated memory. The virus or potential threat becomes suspended, removed, and blocked from future local service activities.

Additionally, firewall policies are preconfigured to prevent network intrusion. Suspicious network activities are managed by the artificial intelligence engine RIMS, which implements a sophisticated form of pattern detection to identify and react to potential risks in real-time.

Aedan [safe] Features

Malicious Monitoring

●	This features scans the model device for viruses and potential vulnerabilities. Aedan will notify the user and then automatically correct the issue.

Aedan Firewall

●	The app has an advanced rule system implementing a VPN protocol of the local device to manage port traffic internally without affecting external network configurations. The firewall policies are pre-configured to prevent network intrusion. Suspicious network activities are managed by the artificial intelligence engine which implements a sophisticated form of pattern detection to identify potential risks in real-time.

RAM and Local Service

●	The app optimizes random access memory “RAM” local service activities by defining actual service use and idle usage. The system decides the appropriate configuration of the launched application. Idle applications are temporarily suspended until indicated by the user thus making the mobile phone more efficient.

Residual Junk

●	Aedan [safe] may clear out miscellaneous junk files which occupy local storage and serve no purpose. The user may initiate an on-demand cleanup or allow the artificial intelligence engine to automate this function periodically when the device appears to be underperforming.

RAM Optimization

●	When background services and applications which aren’t currently used by the user are consuming system resources, Aedan[safe] temporarily suspends and clears the unnecessary service activities which populate the RAM.

Vulnerabilities

●	The app addresses vulnerabilities which include microphone and camera hijacking, remote screen record and screenshots, application hijacking, and automated authentication attacks.

Network Security

●	The app system works a set of advanced rules systems designed to handle the removal of various malware and injection attacks (“viral countermeasures”) to assist in managing access and control of application port use. The firewall may engage secured tunnels for each supported mobile application to prevent application hijacking.

Local System Memory Manager

●	The app manages residual junk files and faulty applications.

The virus or potential threat becomes suspended, removed, and blocked from future local service activities. An Advanced rule system implementing a Virtual Private Network(VPN) protocol of the local device to manage port traffic internally without affecting external network configurations.

The firewall policies are preconfigured to prevent network intrusion. Suspicious network activities are managed by the artificial intelligence engine RIMS, which implements a sophisticated form of pattern detection to identify and react to potential risks in real-time.

We started free Beta trials on October 3, 2018 thru Google Play Store. According to our Google online analytic dashboard, the Aedan [safe] application has been downloaded 1,933,217 times. There were no terms for the free trial, nor do we have the ability to shut off or uninstall the use of the beta software in the free trials, so will not be able to convert any of these free trials into future revenue paying customers.

On March 4th 2019 we launched our paid version of Aedan [safe] Artificial Intelligence powered Mobile Security application at $0.99 per user device currently available for Android through the Amazon Mobile App Store and Google Play Store. At the date of this Report it is too early to determine the number of downloads of our app that will materialize, or the amount of revenue we will generate

Future Development Projects

The Company has some additional projects in process that it intends to expand upon if it receives enough future financing.

Aedan ICE

The Aedan ICE Network is an Intelligent Cloud Environment(“ICE”) which manages various complex tasks through Blockchain type technologies. This enables Aedan to verify malicious codes and learn from global vulnerabilities

The Aedan ICE Network will allow us to securely deploy additional features for the Aedan [safe] Mobile Security application.

Planned Additional Features

Encrypted Call and SMS with remote message removal.

●	This service will encrypt text messages, video and voice data calls for Aedan [safe] subscribers. A subscriber may send a secured SMS and retard or edit the text message after sending it.

●	Images, audio and video clips can be recalled and or removed at a specific time.

Unlimited Encrypted Cloud Storage

●	This feature allows users to create encrypted folders on their local device which can be accessed through any internet connected web browser. These folders are individually encrypted and can be removed from both the user remote cloud container and the local device.

Encrypted Direct Connect Data Sharing.

●	This feature provides a temporary encrypted data connection for dragging files from one device to another over WIFI, Bluetooth, or cellular networks.

A user may transfer entire encrypted folders to remote devices which may be available with the originating authentication credentials.

Encrypted Email Account

This email service will be included in the user subscription. The service allows the user to send encrypted emails to supported servers. The email server runs within the Aedan ICE Network which implements Blockchain technologies to transport encrypted data to other Aedan [safe] subscribers.

Aedan subscribers may also send encrypted envelopes to non-Aedan users which deploys the email message in the received user web browser. This is a cloud-based interface which gives the unsecured user a temporarily secured endpoint.

Aedan OS R.E.A.C.H. (Remotely Emulated Application Cloud Host)

Aedan is also a cloud application developer with a focus on secured cloud-based software development and secured application streaming for computing devices, with an emphasis on remotely emulated application hosting, true cloud computing and “Haas” hardware as a service.

Aedan has developed the capability to provide the consumer with the ability to access a computer system running on a cloud infrastructure from anywhere in the world with internet access. Aedan’s “Haas” is accessible from various client devices through a thin client interface such as a web browser.

In this model, a complete application is offered to the customer as a software service on-demand without ever having the need to upgrade the user’s hardware. A single instance of the service runs on the cloud and multiple end users are serviced. On the customers’ side, there is no need for upfront investment in servers or software licenses, while for the provider, only a single application needs to be hosted and maintained.

Hardware as A Service

The R.E.A.C.H. Service will allow users to upgrade RAM, Number of GPU Cores and SSD Storage, all which directly relate to the speed and power of a computer by a simple click. Each feature will be charged to the user account.

Online Games

The R.E.A.C.H. gaming server will bring online gaming to the next level. A LAN (Local-Area Network) Party on the R.E.A.C.H. Network will be the most secure way to play online. With the R.E.A.C.H., a user may simply rent games and stream them within their Internet-connected web browser. Our next step will be streaming only the application requested to the user device within the web browser without the full OS streaming for the session.

NAS Local

The R.E.A.C.H. will allow the user’s local network attached storage to sync with the client session, so the user may upload and download files from a NAS (Network-Attached Storage) to the R.E.A.C.H. or to another R.E.A.C.H. user on its buddy list. This makes it easy to share content and backup your cloud. The R.E.A.C.H. platform is compatible with multiple cloud environments and remote storage, so the user may connect all cloud environments to one primary and secured host.

In summary, in this model, the customers do not manage or control the underlying cloud infrastructure, network, servers, operating systems, storage, or even individual application capabilities, with the possible exception of limited user-specific application configuration settings.

Aedan VR

AedanOS Dropkick is a Virtual Reality (VR) based interface which implements EEG (Electroencephalography) technology to control PC/Console games, cloud desktop environments and search the internet using thought.

Cloud Computing Services

In addition to its Cloud-based operating system, Aedan also intends to offer services related to Cloud-based configuration management, which Aedan believes is a game-changing technology that no security team working with virtual infrastructures should be without.

Amid growing enterprise adoption of cloud computing, it is no surprise that security professionals have been searching for security mechanisms to secure cloud-based server hosting. The effort often begins by looking to the same technologies that were used to secure the data center, such as firewalls, antivirus and intrusion detection systems. It is a logical approach; however, the types of risks traditional security technologies were created to combat focus on risks to local resources only, which limits their effectiveness when attempting to secure a cloud-based resource.

While Cloud services offer flexibility, scalability, and economies of scale, there have been commensurate concerns about security. As more data moves from centrally located server storage to the Cloud, the potential for personal and private data to be compromised will increase. Confidentiality, availability, and integrity of data are at risk if appropriate measures are not put in place prior to selecting a Cloud vendor or implementing your own cloud and migrating to Cloud services. Cloud services such as Software as a service, Platform as a service or Infrastructure as a service will each have their own security concerns that need to be addressed and the Company’s services are designed to ensure maximum security.

Overview of the Smartphone Industry

According to a December 12, 2018 report from the market intelligence firm IDC provided projections for global smartphone shipments in 2018 and 2022. The research company expects a drop of 3% in 2018 followed by a small increase in 2019 that will carry on through to 2022. The total units shipped for 2018 is estimated at 1.42 billion while the 2022 estimate is put at 1.57 billion. Android should maintain a comfortable lead in terms of platform used. The decline for 2018, which was partially due to US-China trade issues and a decline in the Chinese market itself. Growth is expected to return in 2019 and through 2022, with IDC estimating a five-year compound annual growth rate of 1.7% (2017-2022).

According to IDC the leaders in the smartphone market are as follows:

Quarter	2018Q1	2018Q2	2018Q3
Samsung	23.5%	21.0%	20.3%
Huawei	11.8%	15.9%	14.6%
Apple	15.7%	12.1%	13.2%
Xiaomi	8.4%	9.5%	9.5%
OPPO	7.4%	8.6%	8.4%
Others	33.2%	32.9%	33.9%
TOTAL	100.0%	100.0%	100.0%

Market Challenges

The global smartphone market is shrinking as consumers wait for the next game-changing feature and some of the biggest markets reach saturation. Apple Inc. cut its sales forecast for the first time in two decades while industry leader Samsung Electronics Co. is looking at innovations such as foldable screens to counter its own weaker sales. Meanwhile, Chinese challengers that include Xiaomi, Oppo, Vivo, and Huawei are pushing overseas as the market peaks at home. The initial boom may be over, but smartphones – one of the most popular consumer products ever introduced – remain a vital part of the global economy.

Why is growth stalling? Technology and demographics. There aren’t the same innovative leaps being made. Phones are getting more durable, and are offering more processing power and memory capacity. Users can download an app for almost anything- from camera filters to augmented reality to a digital assistant.

What’s the future? 5G, or fifth-generation, networks. These phones will be able to download a feature-length movie in seconds. Samsung’s innovations, foldable screens, and new battery technology could provide a catalyst.

Underserved and underpenetrated markets. There are very low penetration rates in India, the Middle East, Africa, and Latin America, home to more than half the Earth’s population. https://www.bloomberg.com/news/articles/2018-08-13/how-global-smartphone-sales-growth-ground-to-a-halt-quicktake

Challenges facing incumbent solutions

The standard incumbent solution is that smartphones come equipped with all the security a device needs, making it unnecessary to install a battery-hogging antivirus app on your hone. Their advice is, “In almost all cases, Android phones and tablets do not need antivirus installed. Android viruses are by no means as prevalent as media outlets may have you believe, and your device is much more at risk of theft than it is a virus.” Tech Advisor, “Do you need an antivirus on Android?” Marie Black, 23 Aug 2018 The problem with this conjecture is that the vast majority of known Android viruses are installed on the back of dubious apps. It is true that Google Play store works diligently to prevent nefarious apps from getting installed on phones, but dodgy apps can and do find their way through and onto devices. Also, many apps are installed onto phones outside of the Google Play store. Dodgy apps, even if found and taken down, can reappear under new developers with new names. Vendors of smartphones promise that they regularly provide security patches. Unfortunately, it turns out that even if you update your Android device, it may not be as up to date as possible.

Security Research Labs has published the results of an in-depth study in which it claims several big-name vendors are guilty of saying they’ve rolled out important patches when they haven’t. https://srlabs.de/bites/android_patch_gap/

The Loapi trojan, which was spreading itself through ad campaigns under the guise of antivirus solutions, has taken advantage of those users who have wanted extra security for the devices, by putting such a heavy workload on the phone that it causes the battery to overheat, thus destroying the device. Loapi can also send text messages, subscribe the user to paid services without their knowledge and allow attackers to execute HTTP requests for DDoS attacks, and mine the cryptocurrency Monero. It can prevent a user from uninstalling it by blocking the screen and closing the window when the user tries to remove its administrative rights. Tech Advisor, “Do you need an antivirus on Android?” Marie Black, 23 Aug 2018.

The end result is that we believable every smartphone is hackable.

The Zerodium Threat

Zerodium is an American information security company founded in 2015 based in Washington, D.C. Its main business is acquiring premium zero-days vulnerabilities with functional exploits from security researchers and companies, and reporting the research, along with protective measures and security recommendations, to its corporate and government clients.

Last year, Zerodium publicly offered $1 million for a powerful, new hack that would remotely sneak into an iPhone running Apple’s latest software. In November, Zerodium announced the winner – an unidentified team of hackers. Zerodium publicly offers up to $100,000 for Android and Windows phone hacks. It will pay $80,000 for hacks that involve the Adobe PDF reader or Flash Player. Zerodium is selling “zero days,” the golden gun of the cyber world. These are rare, powerful hacks that exploit never-before-seen vulnerabilities. They get their name from the notion that tech companies have had “zero days” to fix them. “This is a weapon, “said Zuk Avraham, founder of the cybersecurity firm Zimperium. Selling Zero-days on the open market can make the internet and gadgets less safe to use. – CNN Money, April 7, 2016 “Bug Bounties” are cash prizes given to researchers who spot nasty weak spots. However, Denelle Dixon-Thayer, Chief legal officer of Mozilla, says “Hackers might be more apt to create weapons that can actively put users at risk – rather than disclosing it to us. There are very real, very dangerous reasons that mobile security for smartphones is needed and needed now.

Market Opportunities

The opportunity for Aedan [safe] lies in educating the consumer regarding the very real threats posed to smartphones by unscrupulous actors. According to Jennifer Schlesinger/Andrea Day in a story “Hacking your smartphone”, 14 June 2016, “Your smartphone could be hacked without your knowledge. Not only can it be hacked, but it can also be done very easily without your knowledge.” Operating Systems can have flaws, providing vulnerabilities that attackers can take advantage of. Public Wi-Fi places can be unsecured territory. Malicious apps and Malware are constantly being created. If a user has an older phone, it is exponentially vulnerable to hacks.

Digital Security Divide

Android is slightly more popular in the U.S. than iOS, with 53% of smartphone users on Google’s operating system, compared to 45% on Apple. Globally, Android is significantly more popular- almost 90% of phones shipped in the 3rd quarter of 2016 ran Android. In India, 97% of smartphones are Android, Quartz reports, and many of them cost less than $100. – CNN Business: Why smartphone security is a luxury for those who can afford it, by Selena Larson June 7, 2017. The gap between the security haves and have nots is often called the “digital security divide,” which researcher Chris Soghoian described in a 2016 Ted Talk. According to Malkia Cyril, founder and executive director of the Center for Media Justice, the digital security divide disproportionately affects communities of color and having secure phones not only protects someone’s data but their rights.

The fortune at the bottom of the pyramid

Samsung and Chinese smartphone makers have been focusing on the low-end of the smartphone market, trying to mine the “fortune at the bottom of the pyramid,” as C.K. Prahalad described the strategy more than a decade ago. There are trillions in disposable income in the hands of the masses at the bottom of the world income pyramid. This spells potential for Aedan [safe] Mobile Security app as our nominal cost presents real opportunities for all individuals, from all income levels, to have secured smartphone capability. “How Facebook And Alibaba Are Turning The World’s Poor Into Entrepreneurs”, Panos Mourdoukoutas, Forbes.com October 5, 2014.

Sales and Revenue/ Strategy

Our Strategy

Our goal is to make Aedan [safe] the world’s first mobile security application powered by Artificial Intelligence, detecting known and unknown threats and preventing application hijacking. We plan to disrupt the market for mobile security solutions by distributing innovative products and services that provide leading performance at prices that are a fraction of alternative solutions. Aedan [safe] Mobile Security Application is designed to meet the needs of a time when hacking records, hacking devices, and identity theft are rampant.

Smartphones are used for more tasks than ever. Banking, online shopping, checking credit scores – all require sensitive personal information and data that needs to be safeguarded.

We are deploying a multi-step plan for the future:

●	Complete the development and testing of our Apple iOS version to bring Aedan [safe] to the iOS Apple store.
●	Stage a Marketing Campaign to raise our visibility in the marketplace to all consumers and all income levels.
●	Deliver high performance at disruptive price points.
●	Maintain and extend our technological leadership by employing, contracting and training individuals in the field of Artificial Intelligence, Cybersecurity and Automated Defense Systems.
●	Expand our market into the Educational, Medical and Defense sectors to bring a more efficient and intelligent approach to security solutions.
●	Keep our competitive edge by teaming up with individuals and companies which comprise the professionals in cybersecurity, IT security, IoT, Defense, and Emergency Response Management Systems.

Pricing/add on features -how much money need for marketing

Competition

The markets for our products are intensely competitive and are subject to rapid changes in technology. We expect both product and pricing competitive pressures to increase in the near-term as the industry continues to consolidate and our competitors grow rapidly through acquisitions. Many of our competitors have longer operating histories, greater brand recognition, stronger relationships with strategic channel partners, larger technical staffs, established relationships with hardware vendors and/or greater financial, technical and marketing resources and other market advantages. Increasingly, commoditized security protection is offered by third parties at significant discounts to our prices or, in some cases is bundled for free. Potential customers may perceive our products as less valuable or even unnecessary if similar functionality is available at a significant discount or free. According to Orbis Research, a leading research institute founded in 1957 in a recent Jun12, 2018 article entitled “Global Antivirus Software Market, there are in excess of 20 key established antivirus users including Symantec, McAfee, Trend Micro, AVG, Avast Software, ESET, Bitdefender, Fortinet, F-Secure, G Datasoftware, Avira, Qihoo, Kaspersky Panda Security, Quick Heal, Comodo, Microsoft, Rising, Cheetah Mobile, AhnLab .

However, we believe the competitor products do not satisfy the needs of the consumer and may cause additional risks or provide a false sense of security. These applications do not include a firewall or artificial intelligence to identify and correct issues in defective apps, and they also allow advertisements, adware, application hijacking vulnerabilities, memory and battery consumption on the tested devices. In summary, the initial high demand for the free Aedan [safe] mobile security solutions offered and the potential weaknesses identified in our competitors provide an attractive market opportunity

Intellectual Property

Aedan Inc. holds the registered copyright to the “AEDAN Operating System” computer program, Registration Number TXu001999995, effective as of December 21, 2015.

Trademarks/Trade names/Intellectual Property

AedanOS and Aedan [safe] mobile security device.

Seasonality

None

Employees

The Company has one full-time employee, Eric Fitzgerald, and eight part-time employees, none of whom are being compensated at the time. The part-time employees are working under a verbal agreement where they could become compensated and received stock compensation if the Company begins to generate revenue. There can be no assurance that these part-time individuals will continue to work under these arrangements.

Our Website

Our corporate website address is Aedan.io. Information found on our website is not incorporated by reference into this report. We make available free of charge through our website our Securities and Exchange Commission, or SEC, filings furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

ITEM 1A. RISK FACTORS.

We are a smaller reporting company and not required to include this disclosure in our Form 10-K annual report.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate office address and only location is at 1390 Market Street, Suite 200, San Francisco, California. The Company’s telephone number is 866-601-7727. We rent office space on a month to month basis for approximately $200 per month.

ITEM 3. LEGAL PROCEEDINGS

We are not a party to any material pending legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

None

THE SECURITIES ENFORCEMENT AND PENNY STOCK REFORM ACT OF 1990

The Securities and Exchange Commission has also adopted rules that regulate broker-dealer practices in connection with transactions in penny stocks. Penny stocks are generally equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the NASDAQ system, provided that current price and volume information with respect to transactions in such securities is provided by the exchange or system).

As of the date of this Report, our Common Stock is defined as a “penny stock” under the Securities and Exchange Act. It is anticipated that our Common Stock will remain a penny stock for the foreseeable future. The classification of penny stock makes it more difficult for a broker-dealer to sell the stock into a secondary market, which makes it more difficult for a purchaser to liquidate his/her investment. Any broker-dealer engaged by the purchaser for the purpose of selling his or her shares in us will be subject to Rules 15g-1 through 15g-10 of the Securities and Exchange Act. Rather than creating a need to comply with those rules, some broker-dealers will refuse to attempt to sell penny stock.

The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from those rules, to deliver a standardized risk disclosure document prepared by the Commission, which:

●	contains a description of the nature and level of risk in the market for penny stocks in both public offerings and secondary trading;

●	contains a description of the broker’s or dealer’s duties to the customer and of the rights and remedies available to the customer with respect to a violation to such duties or other requirements of the Securities Act of 1934, as amended;

●	contains a brief, clear, narrative description of a dealer market, including “bid” and “ask” prices for penny stocks and the significance of the spread between the bid and ask price;

●	contains a toll-free telephone number for inquiries on disciplinary actions;

●	defines significant terms in the disclosure document or in the conduct of trading penny stocks; and

●	contains such other information and is in such form (including language, type, size, and format) as the Securities and Exchange Commission shall require by rule or regulation.

The broker-dealer also must provide, prior to effecting any transaction in a penny stock, to the customer:

●	the bid and offer quotations for the penny stock;

●	the compensation of the broker-dealer and its salesperson in the transaction;

●	the number of shares to which such bid and ask prices apply, or other comparable information relating to the depth and liquidity of the market for such stock; and

●	monthly account statements showing the market value of each penny stock held in the customer’s account.

In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written acknowledgment of the receipt of a risk disclosure statement, a written agreement to transactions involving penny stocks, and a signed and dated copy of a written suitability statement. These disclosure requirements will have the effect of reducing the trading activity in the secondary market for our stock because it will be subject to these penny stock rules. Therefore, stockholders may have difficulty selling their securities.

HOLDERS

As of the date of this Report, we had 39,480,000 shares of our common stock issued and outstanding, held by 11 shareholders of record.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We intend to retain future earnings, if any, to finance the expansion of our business. As a result, the Company does not anticipate paying any cash dividends in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA.

As a smaller reporting company, we are not required to provide this information.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the “safe harbor” provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward-looking statements in the following discussion and elsewhere in this Report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward-looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward-looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward-looking statements made by, or on our behalf. We disclaim any obligation to update forward-looking statements.

OVERVIEW

RESULTS OF OPERATIONS

Comparison of Results of Operations for the years ended December 31, 2018 and 2017

Revenues

We have not generated any revenue since our inception. In March 2019 we began to generate revenues from the downloads of our Aedan[safe] application.

Operating Expenses and Net Loss

In 2017 we were a shell company with very minimal activity and operating expenses of $10,352. In 2018 we emerged from shell status and began operating activities. We incurred $98,902 in expenses in 2018. Any comparison between 2018 and 2017 is not indicative of any operating trends.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2018, we had $1,468 of cash on hand, compared $-0- on hand as of December 31, 2017. The Company’s independent auditors have issued a report raising substantial doubt about the Company’s ability to continue as a going concern. To date, 100% of the Company’s funding since inception has come in the form of loans from our Chairman, Mr. Eric Fitzgerald. These loans were subsequently forgiven.

We believes that due to the acquisition of AEI, and the commencement of revenue generation from the Aedan[safe] app we can raise capital through private placements to investors. There can be no assurances that we will be successful in raising capital, generating profitable operations, or receiving additional loans from Mr. Fitzgerald. Failure to raise additional capital, or generate profits from operations, will have a material adverse impact on the Company.

Seasonality

Our activities are not impacted by seasonality.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Going concern

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $(98,902) for the year ended December 31, 2018. The Company had a working capital deficit of ($10,412) and an accumulated deficit of ($166,572) as of December 31, 2018; and a working capital deficit of ($43,021) and an accumulated deficit of ($70,333) as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its officers and directors or other sources, as may be required.

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

The consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the nine-month period ended December 31, 2018, the consolidated financial statements include the accounts of the Company; and its wholly-owned subsidiary Aedan Inc. which was acquired on June 20, 2018.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations.

All intercompany accounts and transactions are eliminated in consolidation.

Use of estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and December 31, 2017, the Company cash equivalents totaled $1,468 and $-0- respectively.

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

OFF-BALANCE SHEET ARRANGEMENTS

We have not entered into any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources and would be considered material to investors.

RECENT ACCOUNTING PRONOUNCEMENTS

Under the Jumpstart Our Business Startups Act, or the JOBS Act, we meet the definition of an “emerging growth company.” We have irrevocably elected to opt out of the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non- emerging growth companies.

We have implemented all new accounting pronouncements that are in effect and that may impact our financial statements and we do not believe that there are any other new pronouncements that have been issued that might have a material impact on our financial position or results of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide this information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements and supplementary financial information required by this Item are set forth immediately following the signature page and are incorporated herein by reference.

AEDAN FINANCIAL CORP.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Aedan Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Aedan Financial Corporation (the “Company”) as of December 31, 2018 and 2017, the related statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company’s significant operating losses raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ BF Borgers CPA PC

BF Borgers CPA PC

We have served as the Company’s auditor since 2018.

Lakewood, CO

March 20, 2019

Aedan Financial Corporation

Balance Sheets

	December 31,	December 31,
	2018	2017

ASSETS
Current assets:
Cash and cash equivalents	$1,468	$-
Total current assets	1,468	-
Total assets	$1,468	$-

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	-	249
Accrued liabilities	-	2,000
Accounts payable	11,880	-
Related party payables	-	40,772
Total current liabilities	11,880	43,021
Total liabilities	11,880	43,021

Stockholders’ Equity:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; -0- and -0- shares issued and outstanding as of December 31, 2018 and December 31 2017, respectively
Common stock, $0.0001 par value 100,000,000 shares authorized; 39,480,000 and 20,00,000 shares issued and outstanding as of December 31, 2018 and December 31 2017, respectively	3,948	2,000
Paid in Capital	154,875	25,312
Retained earnings deficit	(169,235)	(70,333)
Total stockholders’ equity	(10,412)	(43,021)
Total liabilities and equity	$1,468	$-

The accompanying notes are an integral part of the financial statements.

Aedan Financial Corporation

Statements of Operations

	December 31,	December 31,
	2018	2017

Sales	$-	$-

Operating expenses:
Rent	1,691	5,284
Administrative expense	3,674	4,312
Marketing expense	6,340	-
Computer expense	14,393	272
Compensation expense	508	-
Travel and entertainment	892	484
Professional fees	71,404	-
Total operating expenses	98,902	10,352
Loss from operations	(98,902)	(10,352)
Other income (expense)
Total other income (expense)	-	-
Income (loss) before income taxes	(98,902)	(10,352)
Provision for income taxes (benefit)	-	-
Net loss	$(98,902)	$(10,352)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	39,480,000	20,025,000

The accompanying notes are an integral part of the financial statements.

Aedan Inc.

Statements of Changes in Stockholders’ Equity

				Retained	Total
	Common Stock		Paid in	Earnings	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity

Balance, May 17, 2017	20,000,000	$2,000	$25,000	$(59,981)	$(32,981)

Forgiveness of debt by chief executive officer			312		312

Net income (loss)				(10,352)	(10,352)
Balance December 31, 2017	20,000,000	$2,000	25,312	$(70,333)	(43,021)

Share cancellation -due to management change	(19,500,000)	(1,950)	1,950		-

New share issuance to new management	5,080,000	508			508

Shares issued related party share swap Aedan Inc.	33,900,000	3,390	(3,390)		-

Capital contributions by former chief executive officer			131,003		131,003

Net income (loss)				(98,902)	(98,902)
Balance, December 31, 2018	39,480,000	$3,948	$154,875	$(169,235)	$(10,412)

The accompanying notes are an integral part of the financial statements.

Aedan Financial Corporation

Statements of Cash Flows

	December 31,	December 31,
	2018	2017

Cash flows from operating activities of continuing operations:
Net income (loss)	$(98,902)	$(10,352)
Adjustments to reconcile net loss to cash used in operating activities:
Accounts payable	143,391	-
Expenses paid from contributed capital		312
Stock-based compensation		2,000
Cash overdraft	(249)	249
Accrued liabilities	(2,000)	2,000
Related party notes payable	(40,772)	5,757
Net cash provided by (used in) operating activities	1,468	(34)

Cash flows from investing activities:
Net cash provided by (used in) financing activities	-	-

Cash flows from financing activities:
Net cash provided by (used in) financing activities	-	-

Net increase (decrease) in cash and cash equivalents	1,468	(34)
Cash and cash equivalents at beginning of period	-	34
Cash and cash equivalents at end of period	1,468	-

Supplemental disclosure of cash flow information:
Cash paid for interest
Cash paid for income taxes

Non-cash investing and financing transactions
Capital contributions from former chief executive officer	$131,003

The accompanying notes are an integral part of the financial statements.

Aedan Financial Corp, Inc.

Notes to Financial Statements

December 31, 2018 and 2017

NOTE 1 – NATURE OF OPERATIONS

Aedan Financial Corp. (“Aedan” or the “Company”), formerly Tulip Grove Acquisition Corporation, was incorporated on May 17, 2017 under the laws of the state of Delaware. On June 20, 2018, the Company entered into an acquisition agreement (the “Acquisition”) with Aedan, Inc. (“AI”), a private company organized under the laws of Delaware.

The Acquisition was effected by the Company through the exchange of all the issued and outstanding capital stock of AI for a total amount of 33,900,000 shares of its common stock and became a wholly owned subsidiary of the Company.

NOTE 2 – GOING CONCERN

The Company’s financial statements as of December 31, 2018 have been prepared using generally accepted accounting principles in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The Company has incurred significant losses.

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $(98,902) for the year ended December 31, 2018. The Company had a working capital deficit of ($10,412) and an accumulated deficit of ($166,572) as of December 31, 2018; and a working capital deficit of ($43,021) and an accumulated deficit of ($70,333) as of December 31, 2017. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its officers and directors or other sources, as may be required.

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

NOTE 3 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”). This basis of accounting involves the application of accrual accounting and consequently, revenues and gains are recognized when earned, and expenses and losses or recognized when incurred. The accounts include the operations of the Company’s wholly-owned subsidiary, AI.

The Company’s accounting year end is December 31st.

Use of Estimates

The preparation of financial statements in conformity with US GAAP requires management to make estimates and assumptions that affect the reported amounts of liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The most significant estimates relate to revenue recognition, valuation of accounts receivable and inventories, purchase price allocation of acquired businesses, impairment of long-lived assets and goodwill, valuation of financial instruments, income taxes, and contingencies. The Company bases its estimates on historical experience, known or expected trends and various other assumptions that are believed to be reasonable given the quality of information available as of the date of these financial statements. The results of these assumptions provide the basis for making estimates about the carrying amounts of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At December 31, 2018 and December 31, 2017, the Company cash equivalents totaled $1,468 and $-0- respectively.

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

NOTE 3 - ACCRUED LIABILITIES

As of December 31, 2018 and December 31, 2017, the Company had accrued professional fees of $11,880 and $2,000, respectively.

NOTE 4 – RELATED PARTY PAYABLES AND TRANSACTIONS

In order to fund its operations, the Company has relied on interest-free demand loans from its founder and CEO, Mr. Eric Fitzgerald. During the years ended December 31, 2018 and 2017, Mr. Fitzgerald donated $131,003 and $312, respectively, and the Company recorded this forgiveness of debt as capital contributions, in the same periods, respectively, with no impact on profit or loss.

As of December 31, 2018, and December 31, 2017, the related party loan payable balances were $-0- and $40,771 respectively.

As described throughout this Report, the Company and Aedan Inc. are related parties. As such, the number of common shares granted to Eric Fitzgerald and the officers are considered related party transactions.

NOTE 5 - STOCKHOLDERS’ DEFICIT

On April 18, 2018, on 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par.

On April 19, 2018 the Company issued 5,080,000 shares of its common stock for no consideration. At the time of issuance, the Company had no operations or business activity. As such, the Company recorded compensation expense on the issuance of these shares calculated at the par value of $0.0001 per share, or $508 in compensation expense.

On June 20, 2018, the Company entered into an acquisition agreement (the “Acquisition”) with Aedan, Inc. (“AEI”), a private related company.

The Acquisition was effected by the Company through the exchange of all the issued and outstanding capital stock (25,000 shares) of AEI for a total amount of 33,900,000 shares of its common stock, at an aggregate cost basis of $25,000. Since this is a related party transaction, the 25,000 shares were considered canceled.

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.0001 and 20,000,000 shares of preferred stock at a par value of $0.0001.

As of December 31, 2018 and December 31, 2017 the Company had 39,480,000 and 20,000,000 shares, respectively, of common stock outstanding; and no preferred stock was issued or outstanding during the same period.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None

ITEM 9A.  CONTROLS AND PROCEDURES.

DISCLOSURE CONTROLS AND PROCEDURES

Disclosure Controls and Procedures – Our management, with the participation of our Chief Executive Officer/ Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as of the end of the period covered by this Report.

These controls are designed to ensure that information required to be disclosed in the reports we file or submit pursuant to the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our CEO/CFO to allow timely decisions regarding required disclosure. Based on this evaluation, our CEO/CFO has concluded that our disclosure controls and procedures were effective as of December 31, 2018, at a reasonable assurance level.

Our Board of Directors has assigned a priority to the short-term and long-term improvement of our internal control over financial reporting. We intend to retain a qualified Chief Financial Officer in the third quart of 2017 to remedy the processes that would eliminate the issues that may arise due to the absence of separation of duties within the financial reporting functions. Additionally, the Board of Directors will work with management to continuously review controls and procedures to identified deficiencies and implement remediation within our internal controls over financial reporting and our disclosure controls and procedures.

We believe that our financial statements presented in this annual report on Form 10-K fairly present, in all material respects, our financial position, results of operations, and cash flows for all periods presented herein.

Inherent Limitations – Our management, including our Chief Executive Officer/Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. We will continue to use outsourced professional CFO services for the immediate future. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

Changes in Internal Control over Financial Reporting – There were no changes in our internal control over financial reporting during our fiscal year ended December 31, 2018, which were identified in conjunction with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this Annual Report.

MANAGEMENT REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Exchange Act. Those rules define internal control over financial reporting as a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and include those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and the receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisitions, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal controls over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of December 31, 2018, our disclosure controls and procedures and internal control over financial reporting were ineffective, based in part on the issues discussed above.

Item 9b. Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

The following table sets forth information regarding our management:

Name	Age	Position

Eric Fitzgerald	36	Chairman/Director

Ivan Funtov	30	Chief Executive Officer

Sammy Yu	31	Chief Financial Officer

The above-listed members of our management will serve until the next annual meeting of the shareholders of our Company or until their death, resignation, retirement, removal, or disqualification, or until their successors have been duly elected and qualified.

Biographies

Eric Fitzgerald, 36 is the founder of the Company, the former Chief Executive Officer and the sole director and Chairman of the Company. Mr. Fitzgerald is a former intelligence and defense contractor specializing in signal intelligence, preemptive security solutions, vulnerability assessments, and information technology forensics. In 2003, Mr. Fitzgerald co-founded and created a browser-deployed cloud-based operating system. In 2010, Mr. Fitzgerald formed Aedan Inc. in China which focused on bringing cloud-based desktops, gaming systems, and applications to the world on any internet connected device. In 2013, Mr. Fitzgerald was an investor and board member of G3T LIV3 Inc., a PC game streaming service founded in 2012 competing with OnLive; both companies failed to perform and dissolved in 2015. Aedan Inc branched out and incorporated in Delaware in early 2015 and with two partners established a US market for the AedanOS Cloud Spaces.

Ivan Funtov, 30 On December 31, 2018, was appointed CEO of the Company following the resignation of Eric Fitzgerald, former CEO. Mr. Funtov served a consulting software engineer internship for Aedan, Inc., the Company’s wholly-owned subsidiary from 2016-2017, developing the AedanOS operating system. During this time, Mr. Funtov earned a bachelor’s degree in computer software engineering from Art Institutes of California, Inland Empire, San Bernadino, CA. He is well versed in systems architecture via C #, C ++, HTML5, CSS3, JavaScript, PHP and Open GL. He is self-taught in cybersecurity knowledge and has developed custom APIs, artificial intelligence scripting and video game programming, as well as blueprint via Unity and Unreal engine, UI/UX, App, and Web Development and wireframes scripting. Mr. Funtov has also served as Business Manager for Bond No. 9, Beverly Hills, CA November 2014 – September 2016.

Sammy Yu, 31 serves as Chief Financial Officer of the Company. Mr. Yu is the co-founder of Aedan, Inc. Mr. Yu has served as the Chief Financial Officer with experience in financial technology and private banking. In 2015, Mr. Yu served on the Board of G3T LIV3 Inc. which company failed to perform and dissolved in 2015. From 2008 to 2009, Mr. Yu served as a private banker for Bank of America and from 2009 to 2013 he served as general manager of Bee Automotive. Mr. Yu attended the Galileo Academy of Science and Technology.

DIRECTOR INDEPENDENCE

Our Board is currently composed of one member, our Chairman. Our Common Stock is not currently listed for trading on a national securities exchange and, as such, we are not subject to any director independence standards. No member of our Board of Directors is considered an independent director. We evaluated independence in accordance with the rules of The New York Stock Exchange, Inc., which generally provides that a director is not independent if: (i) the director is, or in the past three years has been, an employee of ours; (ii) a member of the director’s immediate family is, or in the past three years has been, an executive officer of ours; (iii) the director or a member of the director’s immediate family has received more than $120,000 per year in direct compensation from us other than for service as a director (or for a family member, as a non-executive employee); (iv) the director or a member of the director’s immediate family is, or in the past three years has been, employed in a professional capacity by our independent public accountants, or has worked for such firm in any capacity on our audit; (v) the director or a member of the director’s immediate family is, or in the past three years has been, employed as an executive officer of a company where one of our executive officers serves on the compensation committee; or (vi) the director or a member of the director’s immediate family is an executive officer of a company that makes payments to, or receives payments from, us in an amount which, in any twelve-month period during the past three years, exceeds the greater of $1,000,000 or 2% of that other company’s consolidated gross revenues.

Board Committees

As of the date of this report, we do not have any committees of our Board of Directors. We expect to form an Audit Committee, a Compensation Committee, a Corporate Governance Committee, and a Nominating Committee in the near future.

There are no family relationships among any of our officers or director.

Involvement in Certain Legal Proceedings

To our knowledge, our director and executive officers have not been involved in any of the following events during the past ten years:

1.	any bankruptcy petition filed by or against such person or any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.	being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any type of business, securities or banking activities or to be associated with any person practicing in banking or securities activities;

4.	being found by a court of competent jurisdiction in a civil action, the SEC or the Commodity Futures Trading Commission to have violated a Federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

5.	being subject of, or a party to, any Federal or state judicial or administrative order, judgment decree, or finding, not subsequently reversed, suspended or vacated, relating to an alleged violation of any Federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

6.	being subject of or party to any sanction or order, not subsequently reversed, suspended, or vacated, of any self-regulatory organization, any registered entity or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 (the “34 Act”) requires our officers and directors and persons owning more than ten percent of the Common Stock, to file initial reports of ownership and changes in ownership with the Securities and Exchange Commission (“SEC”). Additionally, Item 405 of Regulation S-K under the 34 Act requires us to identify in our Form 10-K and proxy statement those individuals for whom one of the above-referenced reports was not filed on a timely basis during the most recent year or prior years. During 2016, all members of our current management have filed their reports, but the reports of William Andrews and Ismael Llera were filed late due to problems obtaining codes. However, no sales of any of our Common Stock were reported by our management during the year ended December 31, 2016.

ITEM 11.   EXECUTIVE COMPENSATION.

REMUNERATION

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to our executive officers. We do not currently have an established policy to provide any compensation to our Chairman or Officers for their services. The Company recorded zero in compensation for the years ended December 31, 2018 and 2017.

Salaries will be established in the future by our Chairman once we begin generating revenue from operations. None of our employees are employed pursuant to an employment agreement.

COMPENSATION OF DIRECTORS

Our Chairman has never received any compensation and has personally funded 100% of the Company’s expenses since inception.

STOCK PLAN

We have not adopted a stock plan but may do so in the future.

EMPLOYMENT AGREEMENTS

None of our executive officers are party to an employment agreement with us.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information regarding the ownership of Common Stock as of the date of this Report, by (i) each person known to us to own more than 5% of our outstanding Common Stock as of the date of this Report, (ii) each of our directors, (iii) each of our executive officers, and (iv) all of our directors and executive officers as a group.  Unless otherwise indicated, all shares are owned directly and the indicated person has sole voting and investment power. The address for each Beneficial Owner named is the address of our principal executive office. The percentage of ownership is based upon 39,480,000 Common Shares issued and outstanding as of the date of this Report.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information with respect to ownership of issued and outstanding stock of the Company as of the date hereof by each executive officer and director of the Company and any person or group known by the Company to be the beneficial owner of more than 5% of any class of the Company’s voting securities:

COMMON STOCK

	Common Shares	Percentage
	Owned	Of Class(1)

Eric Fitzgerald (2)(3)	34,000,000	86%
Chief Executive Officer and Director
Sammy Yu (2)(4) Chief Financial Officer	4,010,000	10%
Gary Griffes (2)(5) Chief Information Officer	110,000	<1%
Brian Hettrick (2)(6) Chief Compliance Officer	10,000	<1%
Victor Citron (2)(7) Secretary	10,000	<1%
Neil Cresswell (2)(8) Chief Cloud Architect	10,000	<1%
Guy Conner (2)(9) Chief Datacenter Architect	10,000	<1%
Nicholas Alaniz (2)(10) Chief Technology Officer	110,000	<1%
Dawnte Bailey (2)(11) Chief of Security	10,000	<1%

(1)	Based on 39,480,000 common stock shares outstanding.

(2)	The address of the officers and directors of the Company is 390 Market Street, Suite 200, San Francisco, California 94102.

(3)	Consists of 5,000,000 common stock shares initially owned in the Company pursuant to the change in control and 29,000,000 shares received in exchange for common stock shares of Aedan, Inc. owned by him pursuant to the Acquisition.

(4)	Consists of 10,000 common stock shares initially owned in the Company pursuant to the change in control and 4,000,000 shares received in exchange for common stock shares of Aedan, Inc. owned by him pursuant to the Acquisition.

(5)	Consists of 10,000 common stock shares initially owned in the Company pursuant to the change in control and 100,000 shares received in exchange for common stock shares of Aedan, Inc. owned by him pursuant to the Acquisition.

(6)	Consists of 10,000 common stock shares initially owned in the Company pursuant to the change in control.

(7)	Consists of 10,000 common stock shares initially owned in the Company pursuant to the change in control.

(8)	Consists of 10,000 common stock shares initially owned in the Company pursuant to the change in control.

(9)	Consists of 10,000 common stock shares initially owned in the Company pursuant to the change in control.

(10)	Consists of 10,000 common stock shares initially owned in the Company pursuant to the change in control and 100,000 shares received in exchange for common stock shares of Aedan, Inc. owned by him pursuant to the Acquisition.

(11)	Consists of 10,000 common stock shares initially owned in the Company pursuant to the change in control.

ITEM 13   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In 2018 and 2017, Eric Fitzgerald, the Company’s Founder and Chairman donated $128,340 and $312, respectively, to cover 100% of the Company’s expenses. During this period there have been no transactions, or proposed transactions, which have materially affected or will materially affect us in which any director, executive officer or beneficial holder of more than 5% of our outstanding securities, or any of their respective relatives, spouses, associates or affiliates, has had or will have any direct or material indirect interest. We have no policy regarding entering into transactions with affiliated parties.

ITEM 14   PRINCIPAL ACCOUNTING FEES AND SERVICES.

BF Borgers CPA PC has served as our independent auditor for the fiscal years ended December 31, 2018 and 2017. The following table reflects the fees paid or accrued to our independent auditors in years ended December 31, 2018 and 2017:

	December 31, 2018	December 31, 2017
Audit Fees	$33,408	-
Tax Fees	$-	-
All Other Fees	$-	-

Audit Fees. Consist of amounts billed for professional services rendered for the audit of our annual financial statements included in our Annual Reports on Forms 10-K for our fiscal years ended December 31, 2018 and 2017 and reviews of our interim financial statements included in our Quarterly Reports on Form 10-Q.

Tax Fees.  Consists of amounts billed for professional services rendered for tax return preparation, tax planning and tax advice.

All Other Fees.  Consists of amounts billed for services other than those noted above.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENTS SCHEDULES.

The following exhibits are included with this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
31.2	Certification of Chief Financial Officer required by Rule 13a-14(a) under the Exchange Act (filed herewith).
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
32.2	Certification of Principal Financial and Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes-Oxley Act of 2002 (filed herewith).
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document
101.DEF	XBRL Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunder duly authorized.

/s/ Eric Fitzgerald	Chairman of the Board of Directors	March 20, 2019
Eric Fitzgerald

/s/ Ivan Funtov	Chief Executive Officer, Secretary	March 20, 2019
Ivan Funtov	(Principal Executive Officer)

/s/ Sammy Yu	Chief Financial Officer	March 20, 2019
Sammy Yu	(Principal Financial and Accounting Officer)