Form 10-Q
period 2019-03-31
Aedan Financial Corp
filed 2019-05-13
CIK 1709587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.  YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 39,618,400 common shares issued and outstanding as of May 9, 2019.

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

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Interim Unaudited Balance Sheets as of and March 31,2019 and December 31, 2018

F-2	Interim Unaudited Statements of Operations (Loss) for the Three Months Ended March 31, 2019 and 2018

F-3	Interim Unaudited Statements of Cash Flows for the Three Months Ended March 31, 2019 and 2018

F-4	Interim Unaudited Statements of Changes in Stockholders’ Equity for the Three Months Ended March 31, 2019 and 2018

F-5	Notes to Interim Unaudited Financial Statements

Aedan Financial Corporation

Unaudited Balance Sheets

	March 31,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$117	$1,468
Prepaids	102
Total current assets	219	1,468
Total assets	219	$1,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	25,460	11,880
Related party payables	44,620	-
Total current liabilities	70,080	11,880
Total liabilities	70,080	11,880

Commitments and Contingencies	-	-

Stockholders’ Equity:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; -0- and -0- shares issued and outstanding as of March 31, 2019 and December 31, 2018, respectively
Common stock, $0.0001 par value 100,000,000 shares authorized; 39,480,000 and 39,480,000 shares issued and outstanding as of March 31, 2019 and December 31 2018, respectively	3,948	3,948
Paid in Capital	154,875	154,875
Retained earnings deficit	(228,684)	(169,235)
Total stockholders’ equity	(69,861)	(10,412)
Total liabilities and equity	$219	$1,468

The accompanying notes are an integral part of the financial statements.

Aedan Financial Corporation

Unaudited Statements of Operations

	March 31,	March 31,
	2019	2018

Sales	$-	$-

Operating expenses:
Rent	521
Administrative expense	2,571	10,064
Marketing expense	1,995
Computer expense	1,286	350
Travel and entertainment	1,096
Professional fees	51,980	10,431
Total operating expenses	59,449	20,845
Income (loss) from operations	(59,449)	(20,845)
Other income (expense)
Total other income (expense)	-	-
Income (loss) before income taxes	(59,449)	(20,845)
Provision for income taxes (benefit)	-	-
Net loss	$(59,449)	$(20,845)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:
Basic and diluted	39,480,000	20,000,000

The accompanying notes are an integral part of the financial statements.

Aedan Financial Corporation

Unaudited Statements of Cash Flows

	March 31,	March 31,
	2019	2018

Cash flows from operating activities of continuing operations:
Net income (loss)	(59,449)	$(20,845)
Adjustments to reconcile net loss to cash used in operating activities:
Prepaids	(102)
Accounts payable	13,580
Cash overdraft		(249)
Accrued liabilities		(750)
Net cash provided by (used in) operating activities	(45,971)	(21,844)

Cash flows from investing activities:
Net cash provided by (used in) investing activities	-	-

Cash flows from financing activities:
Net cash provided by (used in) financing activities
Officer loans	44,620	22,432
Net cash provided by (used in) financing activites	44,620	22,432

Net increase (decrease) in cash and cash equivalents	(1,351)	588
Cash and cash equivalents at beginning of period	1,468	-
Cash and cash equivalents at end of period	$117	$588

Supplemental disclosure of cash flow information:
Cash paid for interest
Cash paid for income taxes

Non-cash investing and financing transactions
Capital contributions from former chief executive officer	-	$63,203

The accompanying notes are an integral part of the financial statements.

Unaudited Statements of Changes in Stockholders’ Equity

for the Three Month Period Ended March 31, 2018

				Retained	Total
	Common Stock		Paid in	Earnings	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity

Balance January 1, 2018	20,000,000	$2,000	25,312	$(70,333)	(43,021)

Net loss				$(20,845)
Balance March 31, 2018	20,000,000	2,000	25,312	(91,178)	(43,021)

Unaudited Statements of Changes in Stockholders’ Equity

for the Three Month Period Ended March 31, 2019

				Retained	Total
	Common Stock		Paid in	Earnings	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity

Balance, January 1, 2019	39,480,000	$3,948	$154,875	$(169,235)	$(10,412)

Net income(loss)				(59,449)	(59,449)
Balance, March 31, 2019	39,480,000	$3,948	$154,875	$(228,684)	$(69,861)

The accompanying notes are an integral part of the financial statements.

AEDAN FINANCIAL CORPORATION

Notes to Unaudited Interim Consolidated Financial Statements

March 31, 2019

1. NATURE OF OPERATIONS

Aedan Financial Corp. (formerly Tulip Grove Acquisition Corporation) ( “Aedan”, “AFC” or the “Company”) was incorporated on May 17, 2017 under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Aedan specializes in the field of cybersecurity and firewall technologies. Our primary product is Aedan[safe]. From over five years of observation and study of various operating systems, antivirus software and hijack prevention methodologies, we believe that Aedan has developed a unique, revolutionary approach to device security.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $(59,449) for the three months ended March 31, 2019. The Company had a working capital deficit of ($69,861) and an accumulated deficit of ($228,684) The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its officers as may be required.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2018 on the Company’s Form 10-K filed on March 20, 2019 with the SEC.

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the three-month period ended March 31, 2019, the consolidated financial statements include the accounts of the Company; and its wholly-owned subsidiary Aedan Inc. which was acquired on June 20, 2018.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the three months ended March 31, 2019 not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At March 31, 2019 and December 31, 2018, the Company cash equivalents totaled $117- and $1,468, respectively.

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

NOTE 3 - ACCRUED LIABILITIES

As of March 31, 2019 and December 31, 2018, the Company had accrued professional fees of $25,460, and $11,880, respectively.

NOTE 4 – RELATED PARTY PAYABLES AND TRANSACTIONS

As of March 31, 2019, and December 31, 2018, the related party loan payable balances were $44,620 and $-0- respectively.

In order to fund its operations, the Company has relied on interest free demand loans from its founder and former CEO, Eric Fitzgerald. During the three-month period ended March 31, 2018, Mr. Fitzgerald forgave his entire loan balance of $63,203 due from the Company. The Company recorded the forgiveness of $63,203 as a capital contribution with no impact on profit or loss. During the three-month ended March 31, 2019 Mr. Fitzgerald loaned the Company $44,620 on an interest free basis.

NOTE 5 - STOCKHOLDERS’ DEFICIT

On April 18, 2018, 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par.

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

As of March 31, 2019 and December 31, 2018 the Company had 39,480,000 shares, of common stock outstanding; and no preferred stock was issued or outstanding during the same period.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

As of March 31, 2019 and December 31, 2018, the Company had no contractual commitments,

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from March 31, 2019 through the date the financial statements were available to be issued, May 9th, 2019, and has determined that there are no items requiring disclosure.

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

Results of Operations

Results of Operations for the Three Months Ended March 31, 2019 and 2018

Revenues

The Company has not recorded any revenue since inception.

Operating expenses

During the three month period ended March 31, 2019 and 2018, operating expenses were $59,449 and $20,845 respectively. The increase in operating expenses in the three month period in 2019 compared to the same period in 2018, is primarily attributable to increased professional fees to the expenses associated with becoming a reporting company as well as additional professional fees related to software development.

Liquidity and Financial Condition

For the period ended March 31, 2019 and March 31, 2018, net cash used in operating activities was $45,971 and $21,844, respectively. The increase in cash used in the March 31, 2019 period is primarily due to an increase in operating loss of $38,604 offset by an increase in accounts payable of $13,580.

The Company did not have any investing activities for the three-month periods ended March 31, 2019 and March 31, 2018.

Net cash provided by financing activities for the period ended March 31, 2019 was $44,620 which was all attributable to officer loans compared to $22,432 in the March 2018 period, all of which came from officer loans

As of March 31, 2019, we had $117 cash on hand. To date all of the Company’s funding since inception has come in the form of loans from the Company’s Chief Executive Officer, Mr. Fitzgerald. These loans were subsequently forgiven.

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

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Form 10-K for the year ended December 31, 2018, Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of March 31, 2019 at reasonable assurance levels.

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

None

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

/s/ Eric Fitzgerald	Chairman of the Board of Directors	May 13, 2019
Eric Fitzgerald

/s/ Ivan Funtov	Chief Executive Officer, Secretary	May 13, 2019
Ivan Funtov	(Principal Executive Officer)

/s/ Sammy Yu	Chief Financial Officer	May 13, 2019
Sammy Yu	(Principal Financial and Accounting Officer)