Form 10-K/A
period 2018-12-31
Aedan Financial Corp
filed 2019-08-01
CIK 1709587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None

i

Explanatory Note

The Company’s Form 10-K for the year ended December 31, 2018 which was filed on March 20, 2019 inadvertently included a duplicative “Management Report on Internal Controls Over Financial Reporting” on page 18 and erroneously concluded that the Company’s disclosure controls and procedures and internal control over financial reporting were ineffective. The Company believes its controls were effective and has deleted the duplicative Report. Also the Company has corrected its disclosure in the third paragraph of Item 9 to reflect that it intends to retain a “qualified Chief Financial Officer in the 2nd quarter of 2019”.

ii

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

Management Report on Internal Control Over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, our management used the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in May 2013.

Based on its assessment, management has concluded that as of December 31, 2018, our disclosure controls and procedures and internal control over financial reporting were effective.

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

/s/ Eric Fitzgerald	Chairman of the Board of Directors	August 1, 2019
Eric Fitzgerald

/s/ Ivan Funtov	Chief Executive Officer, Secretary	August 1, 2019
Ivan Funtov	(Principal Executive Officer)

/s/ Alexander Vertelka	Chief Financial Officer	August 1, 2019
Alexander Vertelka	(Principal Financial and Accounting Officer)