Form 10-Q
period 2019-06-30
Aedan Financial Corp
filed 2019-08-19
CIK 1709587

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

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

None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date, 41,460,000 common shares issued and outstanding as of August 8, 2019.

Aedan Financial Corp.

i

CAUTIONARY STATEMENT ON FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements are based upon our current assumptions, expectations, and beliefs concerning future developments and their potential effect on our business. In some cases, you can identify forward-looking statements by the following words: “may,” “will,” “could,” “would,” “should,” “expect,” “intend,” “plan,” “anticipate,” “believe,” “approximately,” “estimate,” “predict,” “project,” “potential,” “continue,” “ongoing,” or the negative of these terms or other comparable terminology, although the absence of these words does not necessarily mean that a statement is not forward-looking. This information may involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from the future results, performance or achievements expressed or implied by any forward-looking statements.

Factors that may cause or contribute actual results to differ from these forward-looking statements include, but are not limited to, for example:

●	adverse economic conditions;

●	the Company’s ability to raise capital to fund a portion of its operations;

●	industry competition;

●	the Company’s ability to integrate its acquisitions;

●	the inability to attract and retain qualified senior management and technical personnel; and

●	other risks and uncertainties.

All forward-looking statements speak only as of the date of this Report. We undertake no obligation to update any forward-looking statements or other information contained herein. Stockholders and potential investors should not place undue reliance on these forward-looking statements. Although we believe that our plans, intentions, and expectations reflected in or suggested by the forward-looking statements in this report are reasonable, we cannot assure stockholders and potential investors that these plans, intentions or expectations will be achieved.

These forward-looking statements represent our intentions, plans, expectations, assumptions, and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. Considering these risks, uncertainties, and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Quarterly Report on Form 10-Q. All subsequent written and oral forward-looking statements concerning other matters addressed in this Quarterly Report on Form 10-Q and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Quarterly Report on Form 10-Q.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

ii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Our unaudited financial statements included in this Form 10-Q are as follows:

F-1	Interim Unaudited Balance Sheets as of and June 30, 2019 and December 31, 2018

F-2	Interim Unaudited Statements of Operations (Loss) for the Three and Six Months Ended June 30, 2019, and 2018

F-3	Interim Unaudited Statements of Cash Flows for the Six Months Ended June 30, 2019, and 2018

F-4	Interim Unaudited Statements of Changes in Stockholders’ Equity for the Three Months and Six Months Ended June 30, 2019, and 2018

F-5	Notes to Interim Unaudited Financial Statements

Aedan Financial Corporation

Unaudited Balance Sheets

	June 30,	December 31,
	2019	2018

ASSETS
Current assets:
Cash and cash equivalents	$-	$1,468
Total current assets	-	1,468
Total assets	-	$1,468

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Cash overdraft	907
Accounts payable	35,109	11,880
Related party payables	49,096	-
Total current liabilities	85,112	11,880
Total liabilities	85,112	11,880

Commitments and Contingencies		-

Stockholders’ Equity:
Preferred stock, $0.0001 par value 20,000,000 shares authorized; -0- and -0- shares issued and outstanding as of June 30, 2019 and December 31, 2018, respectively
Common stock, $0.0001 par value 100,000,000 shares authorized; 41,460,000 and 39,480,000 shares issued and outstanding as of June 30, 2019 and December 31 2018, respectively	4,146	3,948
Paid in Capital	154,875	154,875
Retained earnings deficit	(244,133)	(169,235)
Total stockholders’ equity	(85,112)	(10,412)
Total liabilities and equity	$-	$1,468

The accompanying notes are an integral part of the financial statements.

Aedan Financial Corporation

Unaudited Statements of Operations

	Three months	Three months	Six months	Six months
	ended	ended	ended	ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018

Sales	$-	$-	$-	$-

Operating expenses:
Rent	236	470	757	470
Administrative expense	3,676	137	6,247	137
Marketing expense	750	-	2,745
Compensation expense	198	508	198	508
Computer expense	862	4,125	2,148	4,474
Travel and entertainment	102	-	1,198	-
Professional fees	9,625	13,935	61,605	34,430
Total operating expenses	15,449	19,175	74,898	40,019
Income (loss) from operations	(15,449)	(19,175)	(74,898)	(40,019)
Other income (expense)	-	-	-	-
Total other income (expense)	-	-	-	-
Income (loss) before income taxes	(15,449)	(19,175)	(74,898)	(40,019)
Provision for income taxes (benefit)	-	-	-	-
Net loss	$(15,449)	$(19,175)	$(74,898)	$(40,019)

Basic and diluted earnings (loss) per common share	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average number of common shares outstanding:	41,264,176	12,337,802	40,377,017	16,160,166
Basic and diluted

The accompanying notes are an integral part of the financial statements.

Aedan Financial Corporation

Unaudited Statements of Cash Flows

	June 30,	June 30,
	2019	2018

Cash flows from operating activities of continuing operations:
Net income (loss)	$(74,898)	$(40,019)
Adjustments to reconcile net loss to cash used in operating activities:
Accounts payable	23,229	1,680
Cash overdraft	906	(249)
Stock-based compensation	198	508
Accrued liabilities	-	(750)
Net cash provided by (used in) operating activities	(50,565)	(38,830)

Cash flows from investing activities:
Net cash provided by (used in) investing activities		-

Cash flows from financing activities:
Net cash provided by (used in) financing activities
Officer loans	49,096	38,830
	49,096	38,830

Net increase (decrease) in cash and cash equivalents	(1,468)	-
Cash and cash equivalents at beginning of period	1,468	-
Cash and cash equivalents at end of period	$-	$-

Supplemental disclosure of cash flow information:
Cash paid for interest
Cash paid for income taxes

Non-cash investing and financing transactions
Capital contributions from former chief executive officer	-	$80,110

The accompanying notes are an integral part of the financial statements.

Aedan Financial Corporation

Unaudited Statements of Changes in Stockholders’ Equity

				Retained	Total
	Common Stock		Paid in	Earnings	Stockholders’
	Shares	Value	Capital	(Deficit)	Equity

Balance, January 1, 2018	20,000,000	$2,000	$25,312	$(70,333)	$(43,021)

Net income (loss)				(20,845)	(20,845)
Balance, March 31, 2018	20,000,000	2,000	25,312	(91,178)	(63,866)

Share cancellation -due to management change	(19,500,000)	(1,950)	1,950		-

New share issuance to new management	5,080,000	508	(508)		-

Shares issued related party share swap Aedan Inc.	33,900,000	3,390	(3,390)		-

Capital contributions by former chief executive officer			80,110		80,110

Net income (loss)				(19,174)	(19,174)
Balance, June 30, 2018	39,480,000	$3,948	$103,474	$(110,352)	$(2,930)

Balance, January 1, 2019	39,480,000	$3,948	$154,875	$(169,235)	$(10,412)

Net income(loss)				(59,449)	(59,449)
Balance, March 31, 2019	39,480,000	$3,948	$154,875	$(228,684)	$(69,861)

Issuance of shares to officers and consultants	1,980,000	198			198

Net income(loss)				(15,449)	(15,449)
Balance, June 30, 2019	41,460,000	$4,146	$154,875	$(244,133)	$(85,112)

The accompanying notes are an integral part of the financial statements.

AEDAN FINANCIAL CORPORATION

Notes to Unaudited Interim Consolidated Financial Statements

June 30, 2019

1. NATURE OF OPERATIONS

Aedan Financial Corp. (formerly Tulip Grove Acquisition Corporation) ( “Aedan”, “AFC” or the “Company”) was incorporated on May 17, 2017, under the laws of the state of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. Aedan specializes in the field of cybersecurity and firewall technologies. The Company’s primary product is Aedan[safe].

On April 18, 2018, in anticipation of a change in control, the Company filed a Form 8-K announcing the change in its name to Aedan Financial Corp. Simultaneously, the Company canceled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. On April 19, 2018, the Company issued 5,080,000 shares of its common stock for no consideration. Of these shares, 5,000,000 shares were issued to Eric Fitzgerald, the newly appointed Chief Executive Officer.

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

The Company’s accounting year-end is December 31st.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Going concern

The Company has not yet generated any revenue since inception to date and has sustained an operating loss of $(74,898) for the six months ended June 30, 2019. The Company had a working capital deficit of ($85,112) and an accumulated deficit of ($244,133) as of June 30, 2019. The Company’s continuation as a going concern is dependent on its ability to generate sufficient cash flows from operations to meet its obligations and/or obtaining additional financing from its officers as may be required.

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

Management’s Representation of Interim Financial Statements

The accompanying unaudited consolidated financial statements have been prepared by the Company without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These consolidated financial statements include all of the adjustments, which in the opinion of management are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. Interim results are not necessarily indicative of results for a full year. These consolidated financial statements should be read in conjunction with the audited financial statements at December 31, 2018, on the Company’s Form 10-K filed on March 20, 2019, with the SEC.

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

The unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP and are expressed in United States dollars. For the six-month period ended June 30, 2019, the consolidated financial statements include the accounts of the Company; and its wholly-owned subsidiary Aedan Inc. which was acquired on June 20, 2018.

Certain information and footnote disclosures normally present in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) were omitted pursuant to such rules and regulations. The results for the six months ended June 30, 2019, not necessarily indicative of the results to be expected for the year ending December 31, 2018.

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

Cash and cash equivalents

The Company considers all highly liquid temporary cash investments with an original maturity of three months or less to be cash equivalents. At June 30, 2019, and December 31, 2018, the Company had an overdraft of $906 and cash equivalents totaling, $1,468, respectively.

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

NOTE 3 – ACCOUNTS PAYABLE

As of June 30, 2019, and December 31, 2018, the Company had accounts payable of $35,109, and $11,880, respectively, comprised primarily of professional fees.

NOTE 4 – RELATED PARTY PAYABLES AND TRANSACTIONS

As of June 30, 2019, and December 31, 2018, the related party loan payable balances were $49,096 and $-0- respectively.

In order to fund its operations, the Company has relied on interest-free demand loans from its founder and former CEO, Eric Fitzgerald. During the six-month period ended June 30, 2018, Mr. Fitzgerald forgave his entire loan balance of $80,110 due from the Company. The Company recorded the forgiveness of $80,110 as a capital contribution with no impact on profit or loss.

NOTE 5 - STOCKHOLDERS’ DEFICIT

On April 18, 2018, 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par.

On April 19, 2018, the Company issued 5,080,000 shares of its common stock for no consideration. At the time of issuance, the Company had no operations or business activity. As such, the Company recorded compensation expense on the issuance of these shares calculated at the par value of $0.0001 per share, or $508 in compensation expense.

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

The Company is authorized to issue 100,000,000 shares of common stock at a par value of $0.0001 and 20,000,000 shares of preferred stock at a par value of $0.0001. No preferred stock has been issued or is outstanding.

On April 10, 2019, the Company issued 1,980,000 to various consultants, officers, and directors. The Company valued these shares at par value of $198.

As of June 30, 2019, and December 31, 2018, the Company had 41,460,000 and 39,480,000 shares, of common stock issued and outstanding, respectively.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

As of June 30, 2019, and December 31, 2018, the Company had no contractual commitments,

NOTE 6 – SUBSEQUENT EVENTS

In accordance with ASC 855-10 management has performed an evaluation of subsequent events from June 30, 2019, through the date the financial statements were available to be issued, August 8, 2019, and has determined that there are no items requiring disclosure.

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

On April 18, 2018, in anticipation of a change in control, the Company filed a Form 8-K announcing the change in its name to Aedan Financial Corp. Simultaneously, the Company canceled an aggregate of 19,500,000 shares of the then 20,000,000 shares of outstanding stock valued at par. On April 19, 2018, the Company issued 5,080,000 shares of its common stock for no consideration. Of these shares, 5,000,000 shares were issued to Eric Fitzgerald, the newly appointed Chief Executive Officer.

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

The Acquisition was effected by the Company through the exchange of all the issued and outstanding capital stock of AI for a total amount of 33,900,000 shares of its common stock, at an aggregate cost basis of $25,000. At the time of the Acquisition, there were four shareholders of the Company who were also officers, directors, and shareholders of Aedan, Inc. prior to the Acquisition and are related parties. AI has become a wholly-owned subsidiary of the Company and the Company has taken over the operations and business plan of AI.

Results of Operations

Results of Operations for the Three and Six Months Ended June 30, 2019, and 2018

Revenues

The Company has not recorded any revenue since inception.

Operating expenses

During the six month periods ended June 30, 2019, and 2018, operating expenses were $74,898 and $40,019 respectively. The increase in operating expenses in the six month period in 2019 compared to the same period in 2018, is primarily attributable to increased professional fees to the expenses associated with becoming a reporting company as well as additional professional fees related to software development.

Liquidity and Financial Condition

For the six periods ended June 30, 2019, and June 30, 2018, net cash used in operating activities was $50,565 and $38,830, respectively. The increase in cash used in the June 30, 2019 period is primarily due to an increase in operating loss of $34,879 offset by an increase in accounts payable of $21,549.

The Company did not have any investing activities for the three and six month periods ended June 30, 2019, and June 30, 2018.

Net cash provided by financing activities for the period ended June 30, 2019, was $49,096 which was all attributable to officer loans compared to $38,830 in the June 2018 period, all of which came from officer loans

As of June 30, 2019, we had a cash overdraft of $906. To date, substantially all of the Company’s funding since inception has come in the form of loans from the Company’s former Chief Executive Officer, Mr. Fitzgerald. Some of these loans were subsequently forgiven.

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

Critical Accounting Estimates

Our financial statements and accompanying notes have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires management to make estimates, judgments, and assumptions that affect reported amounts of assets, liabilities, revenues and expenses. We continually evaluate the accounting policies and estimates used to prepare the financial statements. The estimates are based on historical experience and assumptions believed to be reasonable under current facts and circumstances. Actual amounts and results could differ from these estimates made by management. Certain accounting policies that require significant management estimates and are deemed critical to our results of operations or financial position are discussed in our Form 10-K for the year ended December 31, 2018, Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a “smaller reporting company”, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Based on this evaluation, our CEO and CFO have concluded that our disclosure controls and procedures were effective as of June 30, 2019 at reasonable assurance levels.

Inherent Limitations – Our management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well-conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdown can occur because of simple error or mistake. In particular, many of our current processes rely upon manual reviews and processes to ensure that neither human error nor system weakness has resulted in erroneous reporting of financial data.

We believe that our financial statements presented in this quarterly report on Form 10-Q fairly present, in all material respects, our financial position, results of operations, and cash flows for the period presented herein.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the last quarterly period covered by this report that has materially affected, or is reasonably likely to affect, our internal control over financial reporting.

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

The former management of the Company has also received subpoenas from the Securities and Exchange Commission in regard to certain of the transactions and filings for the past five years of certain of its blank check companies. Management has no independent knowledge or information as to the intent or purpose of such subpoenas but believes the SEC is investigating whether the change in control transaction is considered a sale of a security and if so whether a broker needs to be used to affect the transaction.

Item 1A. Risk Factors

Not applicable

Trends, Risks, and Uncertainties

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

/s/ Eric Fitzgerald	Chairman of the Board of Directors	August 19, 2019
Eric Fitzgerald

/s/ Ivan Funtov	Chief Executive Officer, Secretary	August 19, 2019
Ivan Funtov	(Principal Executive Officer)

/s/ Alexander Vertelka	Chief Financial Officer	August 19, 2019
Alexander Vertelka	(Principal Financial and Accounting Officer)